Form 10QSB
period 2007-12-31
Expedite 3 Inc
filed 2008-02-12
CIK 1415600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-52867

EXPEDITE 3, INC.
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 Carnegie Center #206 Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 524-2560
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No 

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes    No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No 

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2008: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

EXPEDITE 3, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

Expedite 3, Inc.
(a development stage company)
Financial Statements Table of Contents

Expedite 3, Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2007

ASSETS

CURRENT ASSETS	12/31/2007	9/30/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,000	$500

Total Current Liabilities	1,000	500

TOTAL LIABILITIES	1,000	500

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(1,100)	(600)

Total Stockholder's Equity	(1,000)	(500)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
From inception (September 27, 2007) through December 31, 2007

	3 MONTHS
	ENDING	FROM
	12/31/2007	INCEPTION

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	1,100

NET INCOME (LOSS)	(500)	(1,100)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(600)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(1,100)	$(1,100)

Earnings (loss) per share	$(0.01)

Weighted average number of common shares	100,000

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through December 31, 2007

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 31, 2007	100,000	100	-	(600)	(500)

Net Loss				(500)	(500)

Total, December 31, 2007	100,000	$100	$-	$(1,100)	$(1,000)

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
From inception (September 27, 2007) through December 31, 2007

3 MONTHS
	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2007	INCEPTION

Net income (loss)	$(500)	$(1,100)

Stock issued as compensation	-	100
Increase (Decrease) in Accrued Expenses	500	1,000

Total adjustments to net income	500	1,100

Net cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-

Net cash flows provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-
Cash - beginning balance	-	-

CASH BALANCE - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

EXPEDITE 3, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

Expedite 3, Inc. (the Company), a Company incorporated in the state of Delaware as of September 27, 2007 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be September 30.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however,  there is substantial doubt as to the Company’s ability to continue as a going  concern. The Company's shareholders fund any shortfalls in The Company's cash flow  on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial  institutions which have original maturities of three months or less to be cash  and cash equivalents.

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally  accepted accounting principles.

Income Taxes:

The Company utilizes the asset and liability method to measure and record  deferred income tax assets and  liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

The income tax payable that was accrued for the year ended September 31, 2007 was  offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period ended December 31, 2007 of $220. No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2007, the Company incurred net operating losses for tax purposes of approximately $1,100. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$165
State net operating loss	55

Total deferred tax assets	220
Less valuation allowance	(220)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended December 31, 2007 is as follows:

2007

Federal income tax rate	(15.0%)
State tax, net of federal benefit	(5.0%)
Increase in valuation allowance	20.0%

Effective income tax rate	0.0%

Fair Value of Financial Instruments:

The Company's financial instruments may include cash and cash equivalents,  short-term investments, accounts receivable, accounts payable and liabilities  to banks and shareholders. The carrying amount of long-term debt to banks  approximates fair value based on interest rates that are currently available  to The Company for issuance of debt with similar terms and remaining maturities.  The carrying amounts of other financial instruments approximate their fair  value because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments which potentially expose The Company to concentrations  of credit risk consist principally of operating demand deposit accounts. The  Company's policy is to place its operating demand deposit accounts with high  credit quality financial institutions. At this time The Company has no deposits  that are at risk.

2.   Related Party Transactions and Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholder funds The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3.   Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:

The Company has no agreements at this time.

8.   Stockholder's Equity:

Preferred stock includes 50,000,000 shares authorized at a par value of $0.001,  of which none are issued or outstanding.

Common Stock includes 200,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on September 27, 2007 in acceptance of the incorporation expenses for the Company.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

10.  Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding.

Results of Operation

We have not had any operating income since inception, September 27, 2007. For the six months ended December 31, 2007 we incurred a net loss of $500. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $1,100 from inception, and used no cash in operations for the period from September 27, 2007(inception) to December 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Sheila Hunter will supervise the search for target companies as potential candidates for a business combination. Sheila Hunter will pay, at her own expense, any costs she incurs in supervising the search for a target company. Sheila Hunter may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Sheila Hunter controls us and therefore has the authority to enter into any agreement binding us. Sheila Hunter as our sole officer, director and only shareholder can authorize any such agreement binding us.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending December 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Sheila Hunter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Sheila Hunter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

By: /s/Sheila Hunter
Sheila Hunter
President, Chief Executive Officer
Principal Financial Officer and
Secretary

February 11, 2008