Form 10-Q
period 2008-03-31
Expedite 3 Inc
filed 2008-05-15
CIK 1415600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EXPEDITE 3, INC.
(Exact name of registrant as specified in Charter

Delaware	000-52866
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

212 Carnegie Center, #206
Princeton, NJ 08540
 (Address of Principal Executive Offices)
 _______________
(609) 524-2560
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008: 100,000 shares of common stock.

EXPEDITE 3, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

EXPEDITE 3, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

Expedite 3, Inc.
(a development stage company)
Financial Statements Table of Contents

Expedite 3, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2008

ASSETS

CURRENT ASSETS	3/31/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,500	$1,000

Total Current Liabilities	1,500	1,000

TOTAL LIABILITIES	1,500	1,000

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(1,600)	(1,100)

Total Stockholder's Equity	(1,500)	(1,000)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
From inception (September 27, 2007) through March 31, 2008

	3 MONTHS
	ENDING	FROM
	3/31/2008	INCEPTION

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	1,600

NET INCOME (LOSS)	(500)	(1,600)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(600)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(1,100)	$(1,600)

Earnings (loss) per share	$(0.01)

Weighted average number of common shares	100,000

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through March 31, 2008

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 31, 2007	100,000	100	-	(600)	(500)

Net Loss				(500)	(500)

Total, December 31, 2007	100,000	$100	$-	$(1,100)	$(1,000)

Net Loss				(500)	(500)

Total, March 31, 2008	100,000	$100	$-	$(1,600)	$(1,500)

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
From inception (September 27, 2007) through March 31, 2008

3 MONTHS
	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2008	INCEPTION

Net income (loss)	$(500)	$(1,600)

Stock issued as compensation	-	100
Increase (Decrease) in Accrued Expenses	500	1,500

Total adjustments to net income	500	1,600

Net cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-

Net cash flows provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-
Cash - beginning balance	-	-

CASH BALANCE - END OF PERIOD	$-	$-

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

EXPEDITE 3, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

The income tax payable that was accrued for the year ended September 31, 2007 was  offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period ended March 31, 2008 of $320. No provision was made for federal income tax since the Company has significant net operating losses. From inception through March 31, 2008, the Company incurred net operating losses for tax purposes of approximately $1,600. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$240
State net operating loss	80

Total deferred tax assets	320
Less valuation allowance	(320)

$--

EXPEDITE 3, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended March 31, 2008 is as follows:

2008

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

EXPEDITE 3, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

EXPEDITE 3, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

Results of Operation

We have not had any operating income since inception, March 31, 2008. For the three months ended March 31, 2008 we incurred a net loss of $500. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $1,600 from inception, and used no cash in operations for the period from September 27, 2007(inception) to March 31, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Sheila Hunter	President,	May 14, 2008
Sheila Hunter	Chief Executive Officer, Principal Financial Officer and Secretary