Form 10-Q
period 2008-06-30
Expedite 3 Inc
filed 2008-07-28
CIK 1415600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EXPEDITE 3, INC.
(Exact name of registrant as specified in Charter

Delaware	000-52867
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 28, 2008: 100,000 shares of common stock.

EXPEDITE 3, INC.

FORM 10-Q

June 30, 2008

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

SIGNATURE

 Item 1. Financial Information

EXPEDITE 3, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF June 30, 2008

Expedite 3, Inc.
(a development stage company)
Financial Statements Table of Contents

Expedite 3, Inc.
(a development stage company)
BALANCE SHEET
As of June 30, 2008

ASSETS

CURRENT ASSETS	6/30/2008	9/30/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,000	$500

Total Current Liabilities	2,000	500

TOTAL LIABILITIES	2,000	500

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(2,100)	(600)

Total Stockholder's Equity	(2,000)	(500)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
From inception (September 27, 2007) through June 30, 2008

	9 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	6/30/2008	6/30/2008	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,500	500	2,100

NET INCOME (LOSS)	(1,500)	(500)	(2,100)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(600)	(1,600)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,100)	$(2,100)	$(2,100)

Earnings (loss) per share	$(0.02)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through June 30, 2008

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(1,500)	(1,500)

Total, June 30, 2008	100,000	$100	$-	$(2,100)	$(2,000)

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
From inception (September 27, 2007) through June 30, 2008

9 MONTHS
	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2008	INCEPTION

Net income (loss)	$(1,500)	$(2,100)

Stock issued as compensation	-	100
Increase (Decrease) in Accrued Expenses	1,500	2,000

Total adjustments to net income	1,500	2,100

Net cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-

Net cash flows provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-
Cash - beginning balance	-	-

CASH BALANCE - END OF PERIOD	$-	$-

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

The income tax payable that was accrued for the year ended September 31, 2007 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period ended June 30, 2008 of $420.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through June 30, 2008, the Company incurred net operating losses for tax purposes of approximately $2,100. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$315
State net operating loss	105

Total deferred tax assets	420
Less valuation allowance	(420)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

EXPEDITE 3, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended June 30, 2008 is as follows:

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

EXPEDITE 3, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

11. Subsequent Events:

None known at this time.

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

Results of Operation

We have not had any operating income since inception,. For the three months ended June 30, 2008 we incurred a net loss of $500 and since inception we have incurred a net loss of $2,100. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At June 30, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $2,100 from inception, and used no cash in operations for the period from September 27, 2007 (inception) to June 30, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Signature	Title	Date

/s/ Sheila Hunter	President,	July 28, 2008
Sheila Hunter	Chief Executive Officer, Principal Financial Officer and Secretary