Form 10-K
period 2008-09-30
Expedite 3 Inc
filed 2008-10-22
CIK 1415600

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-52867

EXPEDITE 3, INC.
(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

212 Carnegie Center, #206 Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 524-2560
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Accelerated filer                      ☐
Non-accelerated filer                                                      ☐                                           Smaller reporting company   ☒
(Do not check if a smaller reporting company)

Revenues for year ended September 30, 2008: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of October 20, 2008 was: 100,000

Transitional Small Business Disclosure Format:    Yes ☐     No ☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

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

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

-	the ability to use registered securities to make acquisitions of assets or businesses;

-	increased visibility in the financial community;

-	the facilitation of borrowing from financial institutions;

-	improved trading efficiency;

-	shareholder liquidity;

-	greater ease in subsequently raising capital;

-	compensation of key employees through stock options for which there may be a market valuation;

-	enhanced corporate image;

-	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

-	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

-	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

-	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

-	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

-	a foreign company which may wish an initial entry into the United States securities market;

-	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

-	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2.    DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience  and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

There is one holder of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of October 20, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from September 31, 2007 through September 31, 2008 the registrant recognized a net loss of $600 in 2007 and $2,250 in 2008. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Sheila Hunter will supervise the search for target companies as potential candidates for a business combination. Sheila Hunter will pay, as his own expenses, any costs he incurs in supervising the search for a target company. Sheila Hunter may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Sheila Hunter controls us and therefore has the authority to enter into any agreement binding us. Sheila Hunter as our sole officer, director and only shareholder can authorize any such agreement binding us.

ITEM 7.    FINANCIAL STATEMENTS

EXPEDITE 3, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF September 30, 2008

Expedite 3, Inc.
(a development stage company)
Financial Statements Table of Contents

Gately & Associates, LLC
Lake Mary, FL

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholder
Expedite 3, Inc.
We have audited the accompanying balance sheets of  Expedite 3, Inc. as of September 30, 2008 and 2007, and the related statements of operations, equity and cash flows from inception (September 27,2007), the twelve months ended September 30, 2008 and the 4 days ending September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Expedite 3, Inc. from inception (September 27,2007), the twelve months ended September 30, 2008 and the 4 days ending September 30, 2008 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
October 15, 2008

Expedite 3, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2008

ASSETS

CURRENT ASSETS	9/30/2008	9/30/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,750	$500

Total Current Liabilities	2,750	500

TOTAL LIABILITIES	2,750	500

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(2,850)	(600)

Total Stockholder's Equity	(2,750)	(500)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending September 30, 2008 and 4 days ending September 30, 2007
And from inception (September 27, 2007) through September 30, 2008

	12 months	4 days
	ending	ending	FROM
	9/30/2008	9/30/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	2,250	600	2,850

NET INCOME (LOSS)	(2,250)	(600)	(2,850)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(600)	-	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,850)	$(600)	$(2,850)

Earnings (loss) per share	$(0.02)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through September 30, 2008

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(2,250)	(2,250)

Total, September 30, 2008	100,000	$100	$-	$(2,850)	$(2,750)

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending September 30, 2008 and 4 days ending September 30, 2007
From inception (September 27, 2007) through September 30, 2008

	12 months	4 days
	ending	ending	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2008	9/30/2007	INCEPTION

Net income (loss)	$(2,250)	$(600)	$(2,850)

Stock issued as compensation	-	100	100
Increase (Decrease) in Accrued Expenses	2,250	500	2,750

Total adjustments to net income	2,250	600	2,850

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

10.  Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

11. Income Taxes:

The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period from inception ended September 30, 2008 of $570. No provision was made for federal income tax since the Company has significant net operating losses. From inception through September 30, 2008, the Company incurred net operating losses for tax purposes of approximately $2,850. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$428
State net operating loss	142

Total deferred tax assets	570
Less valuation allowance	(570)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended September 30, 2008 is as follows:

2008

Federal income tax rate	(15.0%)
State tax, net of federal benefit	(5.0%)
Increase in valuation allowance	20.0%

Effective income tax rate	0.0%

12. Controls and Procedures:

a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

13. Subsequent Events:

None known at this time.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Sheila Hunter	36	President/Director

Our President is Sheila Hunter. Sheila Hunter is thirty-six years old and was born and raised in Coquitlam, British Columbia. Sheila is presently employed at the only job she has ever had at her family's catering business "Lens' Catering" in Burnaby, British Columbia which her Grandfather started in 1950. The balance of her time is spent looking after her two kids.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Ms. Hunter is currently the President and sole shareholder of two other Delaware Corporations that have fileda Form 10-SB with the United States Securities and Exchange Commission. The other two Delaware Companies , Expedite 4, Inc., and Expedite 5, Inc.

Ms. Hunter is the President of Expedite 4, Inc., and Expedite 5, Inc. As such, demands may be placed on the time of Ms. Hunter which will detract from the amount of time she is able to devote to us. Ms. Hunter intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Ms. Hunter would not attend to other matters prior to those of the Company. Ms. Hunter projects that initially up to ten hours per month of her time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted.

Ms. Hunter owns 100,000 shares, of the Company's common stock. At the time of a business combination, management expects that some or all of the shares of common stock owned by Sheila Hunter, will be purchased by the target company or retired by the Company. The amount of Common Stock sold or continued to be owned by Ms. Hunter, cannot be determined at this time.

The terms of the business combination may include such terms as Ms. Hunter remaining a director or officer of the company. The terms of a business combination may provide for a payment by cash or otherwise to Sheila Hunter, for the purchase or retirement of all or part of her common stock by a target company or for services rendered incident to or following a business combination. Ms. Hunter would directly benefit from such payment. Such benefits may influence Ms. Hunter's choice of a target company.

We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that reference results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters or to any of their associates or affiliates.

We will not enter into a business combination, or acquire any assets of any kind for its securities, in which our management or any affiliates or associates have any interest, direct or indirect.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by shareholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended September 30, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Sheila Hunter President, CEO	2007	$0	0	0	0	0	0	0	$0
Executive Officer,		$0	0	0	0	0	0	0	$0
Chief Financial Officer		$0	0	0	0	0	0	0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Sheila Hunter	100,000	100%
212 Carnegie Center
#206
Princeton, NJ 08540

All Executive Officers
and Directors as a Group	100,000	100%
(1 Person)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13.    EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on October 26, 2007 (File No. 000-52866)	3.1	Certificate of Incorporation of Expedite 3, Inc.*

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on October 26, 2007 (File No. 000-52866)	3.2	By-Laws*

Filed herewith	14	Code of Ethics

Filed herewith	31.1	Certification of Sheila Hunter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Sheila Hunter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Exhibit 3.2 to Form 10SB filed on October 26, 2007 (File No. 000-52867)

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2008, we were billed approximately $2,500 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended September 30, 2008.

Tax Fees

For the Company’s fiscal year ended September 30, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended September 30, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Expedite 3, Inc.

By:	/s/Sheila Hunter
Chief Executive Officer Principal Financial Officer, and Secretary

Dated	October 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sheila Hunter Sheila Hunter	Chief Executive Officer Principal Financial Officer, and Secretary	October 20, 2008