Form 10-Q
period 2008-12-31
Expedite 3 Inc
filed 2009-02-11
CIK 1415600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EXPEDITE 3, INC.
(Exact name of registrant as specified in Charter

Delaware	000-52866	38-3794899
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 11, 2009: 100,000 shares of common stock.

EXPEDITE 3, INC.

FORM 10-Q

December 31, 2008

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

SIGNATURE

Item 1. Financial Information

EXPEDITE 3, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

Expedite 3, Inc.
(a development stage company)
Financial Statements Table of Contents

Expedite 3, Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2008

ASSETS

CURRENT ASSETS	12/31/2008	9/30/2008

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,000	$2,750

Total Current Liabilities	3,000	2,750

TOTAL LIABILITIES	3,000	2,750

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(3,100)	(2,850)

Total Stockholder's Equity	(3,000)	(2,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending December 31, 2008 and 2007
And from inception (September 27, 2007) through December 31, 2008

	3 months	3 months
	ending	ending	FROM
	12/31/2008	12/31/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	250	500	3,100

NET INCOME (LOSS)	(250)	(500)	(3,100)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,850)	(600)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(3,100)	$(1,100)	$(3,100)

Earnings (loss) per share	$(0.00)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through December 31, 2008

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(2,250)	(2,250)

Total, September 30, 2008	100,000	$100	$-	$(2,850)	$(2,750)

Net Loss				(250)	(250)

Total, December 31, 2008	100,000	$100	$-	$(3,100)	$(3,000)

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending December 31, 2008 and 2007
From inception (September 27, 2007) through December 31, 2008

	3 months	3 months
	ending	ending	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2008	12/31/2007	INCEPTION

Net income (loss)	$(250)	$(500)	$(3,100)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	250	500	3,000

Total adjustments to net income	250	500	3,100

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and  liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

The income tax payable that was accrued for the year ended September 31, 2007 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period from inception ended December 31, 2008 of $620.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2008, the Company incurred net operating losses for tax purposes of approximately $3,100. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$465
State net operating loss	155

Total deferred tax assets	620
Less valuation allowance	(620)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended December 31, 2008 is as follows:

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

On December 17, 2008, Mr. Myers purchased a total of 100,000 shares of common stock  of the company, the then President and Chairman of the Board of Directors of the  Company, for an aggregate price of $30,000 in cash, all of which was paid from Mr.
Myers personal fund.

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

12. Subsequent Events:

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

Overview

We were incorporated in the state of Delaware as of September 27, 2007 to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended December 31, 2008 we incurred a net loss of $250 and since inception we have incurred a net loss of $3,100. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of December 31, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, as a company in its development stage with no operations, we have generated a net loss of $3,100 from inception, and used no cash in operations for the period from September 27, 2007 (inception) to December 31, 2008. This raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Malcolm Myers is supervising the search for target companies as potential candidates for a business combination. Mr. Myers will pay, at his own expense, any costs he incurs in supervising the search for a target company.  Mr. Myers may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Mr. Myers is our sole shareholder. Therefore, he has the ability to control all matters submitted to the shareholder for approval, including, without limitation, the election and removal of directors and the approval of any merger and consolidation or sale of all or substantially all of the assets.

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

Income Taxes

We utilize the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, we have set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

The income tax payable that was accrued for the year ended September 31, 2007 was offset by our net operating loss carry-forward therefore the provisions for income tax in the income statement is $0. We have net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period from inception ended December 31, 2008 of $620.

No provision was made for federal income tax since we have significant net operating losses. From inception through December 31, 2008, we incurred net operating losses for tax purposes of approximately $3,100. The availability of our net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of our stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$465
State net operating loss	155

Total deferred tax assets	620
Less valuation allowance	(620)

$--

We have provided a 100% valuation allowance on the deferred tax assets at December 31, 2008 to reduce such asset to zero, since there is no assurance that we will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended December 31, 2008 is as follows:

2008

Federal income tax rate	(15.0%)
State tax, net of federal benefit	(5.0%)
Increase in valuation allowance	20.0%

Effective income tax rate	0.0%

Related Party Transactions and Going Concern

Our financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time, we have not identified the business that it wishes to engage in.

Our shareholder funds our activities while we take steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We do not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

Our management, including our President and CEO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against us.

Item 1A. Risk Factors

None.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On December 19, 2008 the Company filed a Form 8K with the SEC based on a change in control of the company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Malcolm Myers	President,	February 11, 2009
Malcolm Myers	Chief Executive Officer, Principal Financial Officer