Form 10-Q
period 2009-03-31
XYBERHOME, INC.
filed 2009-05-12
CIK 1415600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

XYBERHOME, INC.
(Exact name of registrant as specified in Charter

Delaware	000-52866	38-3794899
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

212 Carnegie Center, #206
Princeton, NJ 08540
 (Address of Principal Executive Offices)
 _______________
(609) 524-2560
 (Issuer Telephone number)
_______________

EXPEDITE 3, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2009: 100,000 shares of common stock.

EXPEDITE 3, INC.

FORM 10-Q

March 31, 2009

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

SIGNATURE

Item 1. Financial Information

EXPEDITE 3, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

Expedite 3, Inc. (a development stage company) Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2/F-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

Expedite 3, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2009 and September 30, 2008

ASSETS

CURRENT ASSETS	3/31/2009	9/30/2008

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,250	$2,750

Total Current Liabilities	3,250	2,750

TOTAL LIABILITIES	3,250	2,750

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(3,350)	(2,850)

Total Stockholder's Equity	(3,250)	(2,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending March 31, 2009 and 2008
And from inception (September 27, 2007) through March 31, 2009

	6 months	6 months
	ending	ending	FROM
	3/31/2009	3/31/2008	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	1,000	3,350

NET INCOME (LOSS)	(500)	(1,000)	(3,350)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,850)	(600)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(3,350)	$(1,600)	$(3,350)

Earnings (loss) per share	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares	100,000	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2009 and 2008

	3 months	3 months
	ending	ending
	3/31/2009	3/31/2008

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	250	500

NET INCOME (LOSS)	(250)	(500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(3,100)	(1,100)

ACCUMULATED DEFICIT, ENDING BALANCE	$(3,350)	$(1,600)

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through March 31, 2009

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(2,250)	(2,250)

Total, September 30, 2008	100,000	$100	$-	$(2,850)	$(2,750)

Net Loss				(500)	(500)

Total, March 31, 2009	100,000	$100	$-	$(3,350)	$(3,250)

The accompanying notes are an integral part of these financial statements.

Expedite 3, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending March 31, 2009 and 2008
From inception (September 27, 2007) through March 31, 2009

	6 months	6 months
	ending	ending	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2009	3/31/2008	INCEPTION

Net income (loss)	$(500)	$(1,000)	$(3,350)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	500	1,000	3,250

Total adjustments to net income	500	1,000	3,350

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

The income tax payable that was accrued for the year ended September 30, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period from inception ended March 31, 2009 of $670. No provision was made for federal income tax since the Company has significant net operating losses. From inception through March 31, 2009, the Company incurred net operating losses for tax purposes of approximately $3,350. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$503
State net operating loss	167

Total deferred tax assets	670
Less valuation allowance	(670)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended March 31, 2009 is as follows:

2009

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

On December 17, 2008, Mr. Myers purchased a total of 100,000 shares of common stock of the company from then the President and Chairman of the Board of Directors of the Company, for an aggregate price of $30,000 in cash, all of which was paid from Mr. Myers personal fund.

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

Results of Operation

We have not had any operating income since inception.  For the six months ended March 31, 2009 we incurred a net loss of $500 and since inception we have incurred a net loss of $3,350. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of March 31, 2009, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, as a company in its development stage with no operations, we have generated a net loss of $3,100 from inception, and used no cash in operations for the period from September 27, 2007 (inception) to March 31, 2009. This raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The income tax payable that was accrued for the year ended September 30, 2008 was offset by our net operating loss carry-forward therefore the provisions for income tax in the income statement is $0. We have net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period from inception ended March 31, 2009 of $670.

No provision was made for federal income tax since we have significant net operating losses. From inception through March 31, 2009, we incurred net operating losses for tax purposes of approximately $3,350. The availability of our net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of our stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of March 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$503
State net operating loss	167

Total deferred tax assets	670
Less valuation allowance	(670)

$--

We have provided a 100% valuation allowance on the deferred tax assets at March 31, 2009 to reduce such asset to zero, since there is no assurance that we will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended March 31, 2009 is as follows:

2009

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On January 9, 2009, pursuant to the written consent of our majority shareholder, we changed our company name from Expedite 3, Inc. to Xyberhome, Inc., and filed an amendment to our Certificate of Incorporation with the Secretary of State of Delaware on January 14, 2009. A copy of the Certificate of Amendment of Certificate of Incorporation is filed as Exhibit 3.1 to this quarterly report.

Item 5. Other Information.

None

Item 6. Exhibits

(a)         Exhibits

              3.1 Certificate of Amendment of Certificate of Incorporation Filed on January 14, 2009.

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Malcolm Myers	President,	May 12, 2009
Malcolm Myers	Chief Executive Officer, Principal Financial Officer