Form 10-Q
period 2009-06-30
XYBERHOME, INC.
filed 2009-08-12
CIK 1415600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2009: 100,000 shares of common stock.

XYBERHOME, INC.

FORM 10-Q

June 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-
Item 2.	Management’s Discussion and Analysis of Financial Condition	1
Item 3	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4T	Control and Procedures	3

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	5
Item 1A	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits	5

SIGNATURE

Item 1. Financial Information

XYBERHOME, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

Xyberhome, Inc.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2/F-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

Xyberhome, Inc.
(a development stage company)
BALANCE SHEET
As of June 30, 2009 and September 30, 2008

ASSETS

CURRENT ASSETS	6/30/2009	9/30/2008

Cash	$47,400	$-

Total Current Assets	47,400	-

FIXED ASSETS

Property & Equipment, Net	1,155	-

Total Fixed Assets	1,155	-

TOTAL ASSETS	$48,555	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,000	$2,750
Shareholder Loans	740,706	-

Total Current Liabilities	741,706	2,750

TOTAL LIABILITIES	741,706	2,750

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	7,050	-
Accumulated Deficit	(700,301)	(2,850)

Total Stockholder's Equity	(693,151)	(2,750)

TOTAL LIABILITIES AND EQUITY	$48,555	$-

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending June 30, 2009 and 2008
And from inception (September 27, 2007) through June 30, 2009

	9 months	9 months
	ending	ending	FROM
	6/30/2009	6/30/2008	INCEPTION

REVENUE	$122	$-	$122

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	122	-	122

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	9,872	-	9,872

DEPRECIATION	33	-	33

PROFESSIONAL FEES	88,039	1,500	90,789

STOCK COMPENSATION	-	-	100

TOTAL OPERATING EXPENSES	97,944	1,500	100,794

INTEREST EXPENSE	4,300	-	4,300

RESEARCH AND DEVELOPMENT	595,329	-	595,329

NET INCOME (LOSS)	(697,451)	(1,500)	(700,301)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,850)	(600)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(700,301)	$(2,100)	$(700,301)

Earnings (loss) per share	$(6.97)	$(0.02)	$(7.00)

Weighted average number of common shares	100,000	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2009 and 2008

	3 months	3 months
	ending	ending
	6/30/2009	6/30/2008

REVENUE	$122	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	122	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	8,396	-

DEPRECIATION	33

PROFESSIONAL FEES	86,661	500

STOCK COMPENSATION	-	-

TOTAL OPERATING EXPENSES	95,090	500

INTEREST EXPENSE	2,815	-

RESEARCH AND DEVELOPMENT	289,359	-

NET INCOME (LOSS)	$(387,142)	$(500)

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through June 30, 2009

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(2,250)	(2,250)

Total, September 30, 2008	100,000	100	-	(2,850)	(2,750)

In-kind Contribution			7,050	-	7050

Net Loss				(697,451)	(697,451)

Total, June 30, 2009	100,000	$100	$7,050	$(700,301)	$(693,151)

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending June 30, 2009 and 2008
From inception (September 27, 2007) through June 30, 2009

	9 months	9 months
	ending	ending	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2009	6/30/2008	INCEPTION

Net income (loss)	$(697,451)	$(1,500)	$(700,301)

In-kind Contribution	7,050	-	7,050
Depreciation	33	-	33
Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	(1,750)	1,000	1,000

Total adjustments to net income	5,333	1,000	8,183

Net cash provided by (used in) operating activities	(692,118)	(500)	(692,118)

CASH FLOWS FROM INVESTING ACTIVITIES

Office Equipment	(1,188)	-	(1,188)

Net cash flows provided by (used in) investing activities	(1,188)	-	(1,188)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder advances	740,706	-	740,706

Net cash flows provided by (used in) financing activities	740,706	-	740,706

CASH RECONCILIATION

Net increase (decrease) in cash	47,400	(500)	47,400
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$47,400	$(500)	$47,400

The accompanying notes are an integral part of these financial statements.

XYBERHOME, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1 - NOTE	NATURE OF OPERATIONS

Xyberhome, Inc.  (“Company,” fka Expedite 3, Inc.), a development stage company, was incorporated on September 27, 2007 under the laws of the State of Delaware.

Xyberhome, Inc. is an online company that specializes in a unique offering of Xyberhome , a novel and proprietary tool that connects you with the World Wide Web and will let you share its excitement with others. It is the add-on that provides cluster tabs for Firefox 1.1.1.

Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.

The Company has adopted its fiscal year end to be September 30.

2 - NOTE	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the nine month period ended June 30, 2009 and the period from September 27, 2007 (Inception) through June 30, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company has recognized no revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

The Company started to generate revenues. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009.

Income Taxes

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities.  Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recently Issued Accounting Pronouncements

 In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending September 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3 - NOTE	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $700,301, a net loss and net cash used in operations of $697,451 and $692,118 for the nine months ended June 30, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

4 - NOTE	PROPERTY & EQUIPMENT

Long lived assets, including property and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values.  Measurement of an impairment loss is based on the fair value of the asset.  Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Property and Equipment are first recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Computer equipment	3 years
Vehicles	5 years
Furniture and fixtures	7 years
Plant and plant machinery	15 years
Office and industrial buildings	25 years

Maintenance and repairs, as incurred, are charged to expense.  Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income.

5 - NOTE	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

6 - NOTE	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares of stock with a par value of $0.001.  There are no preferred shares issued and outstanding.

Common stock

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

7 - NOTE	RELATED PARTY TRANSACTIONS

Primary shareholders currently fund the Company and pay certain expenses on behalf of the Company which are recorded as in kind contributions to equity.

8 - NOTE	INCOME TAXES

No provision was made for federal income tax since the Company has significant net operating losses. From inception to June 30, 2009, the Company had an operating loss of $700,301. The net operating loss carry forwards may be used to reduce taxable income through the years 2027 to 2029. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$105,045
State net operating loss	35,015

Total deferred tax assets	140,060
Less valuation allowance	(140,060)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2009 and 2008 is as follows:

	2009	2008

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

9 - NOTE	REQUIRED CASH FLOW DISCLOSURE FOR NON-CASH ITEMS, INTEREST AND TAXES PAID

The Company has made no cash payments for interest or income taxes. A related party pays expenses on behalf of the Company which are recorded as non-cash in-kind contributions to equity.

10 - NOTE	EMPLOYMENT CONTRACT & INCENTIVE COMMITMENTS

The Company has no employment contracts and incentive commitments.

11 - NOTE	CONTINGENT LIABILITIES

Currently the Company has not identified any contingent liabilities that may be due.

12 - NOTE	SUBSEQUENT EVENTS

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

Results of Operation

We have had $122 in revenue since inception.  For the nine months ended June 30, 2009, we incurred a net loss of $(697,451) and since inception we have incurred a net loss of $(700,301). Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of June 30, 2009, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, as a company in its development stage with no operations, we have generated a net loss of $700,301 from inception, and used no cash in operations for the period from September 27, 2007 (inception) to June 30, 2009. This raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Income Taxes

We utilize asset and liability method to measure and record deferred income tax assets and liabilities.  Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Development Stage Company

We are a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”).  We have recognized no revenue, are still devoting substantially all of its efforts on establishing the business and our planned principal operations have not commenced. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

We started to generate revenues. We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. We will recognize revenue when we are realized or realizable and earned less estimated future doubtful accounts. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.   The adoption of SFAS No. 161 is not expected to have a material impact on the financial results of the Company.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.  Controls and Procedures

Management's disclosure on internal control over financial reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2009, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against us.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a)	Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Malcolm Myers	President,	August 12, 2009
Malcolm Myers	Chief Executive Officer, Principal Financial Officer