Form 10-K
period 2009-09-30
XYBERHOME, INC.
filed 2009-12-14
CIK 1415600

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-52867

XYBERHOME, INC.
(Name of small business issuer in its charter)

DELAWARE	38-3794899
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

212 Carnegie Center, #206 Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 524-2560
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

Number of shares of the registrant’s common stock outstanding as of December 9, 2009 was: 100,000

Documents Incorporated by Reference: None.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

We were incorporated on September 27, 2007 under the laws of the State of Delaware. We are a development stage software development company specializing in browser applications. In the fiscal year of 2009, we have launched two products, "Xyberhome” and “Clustertabs.” At the fiscal year end of 2009, we have seen approximately 30 000 people either use or download our applications. Built initially to run off the Firefox browser, we have further adapted our products so that they may also be used in conjunction with Internet explorer and Google chrome.

All our efforts in 2009 were towards stabilizing and testing our products, which was done successfully, and we intend to start 2010 with a focus on marketing and public relations. We have a medium and long term road map which incorporates both further development and public awareness through targeted public relations and marketing.

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

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
Plans not approved
By security holders
Total

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Our Business

We are a development stage software development company specializing in browser applications. In the fiscal year of 2009, we have launched two products, "Xyberhome” and “Clustertabs.” At the fiscal year end of 2009, we have seen approximately 30 000 people either use or download our applications. Built initially to run off the Firefox browser, we have further adapted our products so that they may also be used in conjunction with Internet explorer and Google chrome.

All our efforts in 2009 were towards stabilizing and testing our products, which was done successfully, and we intend to start 2010 with a focus on marketing and public relations. We have a medium and long term road map which incorporates both further development and public awareness through targeted public relations and marketing.

Plan of Operation

We plan on taking the following steps to implement our business plan in the next 12 months:

•
in the first fiscal quarter of 2010, we will expand our management team by identifying and recruiting new key personnel, and aim to increase the number of downloads from our network to 50,000 by the end of the first quarter;

•	by the end of the second fiscal quarter, we aim to increase the number of downloads from our network to 100,000;
•	by the end of the third fiscal quarter, we aim to increase the number of downloads from our network to 200,000;
•	by the end of the fourth fiscal quarter, we aim to increase the number of downloads from our network to 400,000.

Results of Operation

The following table presents certain consolidated statement of operations information for the year ended September 30, 2009 and 2008. The discussion following the table is based on these results.

	12 months	12 months
	ended	ended
	9/30/2009	9/30/2008

REVENUE	$122	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	122	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	18,215	-

DEPRECIATION	132	-

PROFESSIONAL FEES	93,089	2,250

STOCK COMPENSATION	-	-

TOTAL OPERATING EXPENSES	111,436	2,250

INTEREST EXPENSE	9,878	-

RESEARCH AND DEVELOPMENT	626,829	-

NET INCOME (LOSS)	(748,021)	(2,250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,850)	(600)

ACCUMULATED DEFICIT, ENDING BALANCE	$(750,871)	$(2,850)

Revenues

For the 12 months ended September 30, 2009, we generated revenues in the amount of $122 compared to $0 revenues for the same period ended September 30, 2008.

Operating Expenses:

We incurred operating expenses of $111,436 for the year ended September 30, 2009 compared to the operating expenses of $2,250 for the year ended September 30, 2008, representing an increase of $109,186. This significant increase was due to the increase in the amount of professional fees that we paid to our professional services in 2009.

Research and Development

We incurred expenses in the amount of $626,829 in research and development for the year ended September 30, 2009 compared to $0 that we spent on research and development for the same period ended September 30, 2008. The significant increase was because we conducted software development, and built, adapted, tested and publicized our soft application in 2009 which were not commenced in 2008.

Liquidity and Capital Resources

We had a deficit accumulated during the development stage of $750,871, a net loss and net cash used in operations of $748,021 and $735,815 for the twelve months ended September 30, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While we are attempting to produce sufficient sales, our cash position may not be sufficient to support our daily operations. While we believe that in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. We believe that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern.

Critical Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company.  Even though the Company has recognized minimal revenue, it is still devoting substantially all of its efforts on establishing the business, and its planned principal operations have not commenced. All losses accumulated since inception  have been considered as part of the Company’s development stage activities.

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

Recent Re-codified Accounting Standards

The Financial Accounting Standards Board (FASB) took Accounting Standard Pronouncements and EITFs and codified them into the FASB Accounting Standards Codification.  The Company also uses as reference SEC rules, regulations, interpretive releases, and SEC staff guidance.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended September 30, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.    FINANCIAL STATEMENTS

XYBERHOME, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

Xyberhome, Inc.
(a development stage company)
Financial Statements Table of Contents

Gately & Associates, LLC
Lake Mary, FL

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholder
Xyberhome, Inc.

We have audited the accompanying balance sheets of  Xyberhome, Inc. as of September 30, 2009 and 2008, and the related statements of operations, equity and cash flows from inception (September 27, 2007), the twelve months ended September 30, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xyberhome, Inc. from inception (September 27,2007), the twelve months ended September 30, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
October 15, 2009

Xyberhome, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2009 and 2008

ASSETS

CURRENT ASSETS	9/30/2009	9/30/2008

Cash	$3,368	$-

Total Current Assets	3,368	-

FIXED ASSETS

Property & Equipment, Net	1,391	-

Total Fixed Assets	1,391	-

TOTAL ASSETS	$4,759	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,197	$2,750
Shareholder Loans	740,706	-

Total Current Liabilities	742,903	2,750

TOTAL LIABILITIES	742,903	2,750

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	12,627	-
Accumulated Deficit	(750,871)	(2,850)

Total Stockholder's Equity	(738,144)	(2,750)

TOTAL LIABILITIES AND EQUITY	$4,759	$-

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending September 30, 2009 and 2008
And from inception (September 27, 2007) through September 30, 2009

	12 months	12 months
	ending	ending	FROM
	9/30/2009	9/30/2008	INCEPTION

REVENUE	$122	$-	$122

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	122	-	122

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	18,215	-	18,215

DEPRECIATION	132	-	132

PROFESSIONAL FEES	93,089	2,250	95,839

STOCK COMPENSATION	-	-	100

TOTAL OPERATING EXPENSES	111,436	2,250	114,286

INTEREST EXPENSE	9,878	-	9,878

RESEARCH AND DEVELOPMENT	626,829	-	626,829

NET INCOME (LOSS)	(748,021)	(2,250)	(750,871)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,850)	(600)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(750,871)	$(2,850)	$(750,871)

Earnings (loss) per share	$(7.48)	$(0.02)	$(7.51)

Weighted average number of common shares	100,000	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through September 30, 2009

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(2,250)	(2,250)

Total, September 30, 2008	100,000	100	-	(2,850)	(2,750)

In-kind Contribution			12,627	-	12,627

Net Loss				(748,021)	(748,021)

Total, September 30, 2009	100,000	$100	$12,627	$(750,871)	$(738,144)

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending September 30, 2009 and 2008
From inception (September 27, 2007) through September 30, 2009

	12 months	12 months
	ending	ending	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2009	9/30/2008	INCEPTION

Net income (loss)	$(748,021)	$(2,250)	$(750,871)

In-kind Contribution	12,627	-	12,627
Depreciation	132	-	132
Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	(553)	2,250	2,197

Total adjustments to net income	12,206	2,250	15,056

Net cash provided by (used in) operating activities	(735,815)	-	(735,815)

CASH FLOWS FROM INVESTING ACTIVITIES

Office Equipment	(1,523)	-	(1,523)

Net cash flows provided by (used in) investing activities	(1,523)	-	(1,523)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder advances	740,706	-	740,706

Net cash flows provided by (used in) financing activities	740,706	-	740,706

CASH RECONCILIATION

Net increase (decrease) in cash	3,368	-	3,368
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$3,368	$-	$3,368

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

2 - NOTE SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company.  Even though the Company has recognized minimal revenue, it is still devoting substantially all of its efforts on establishing the business, and its planned principal operations have not commenced. All losses accumulated since inception  have been considered as part of the Company’s development stage activities.

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

Recent Re-codified Accounting Standards

The Financial Accounting Standards Board (FASB) took Accounting Standard Pronouncements and EITFs and codified them into the FASB Accounting Standards Codification.  The Company also uses as reference SEC rules, regulations, interpretive releases, and SEC staff guidance.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended September 30, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

3 - NOTE GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $750,871, a net loss and net cash used in operations of $748,021 and $735,815 for the twelve months ended September 30, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

7 - NOTE RELATED PARTY TRANSACTIONS

From January 1, 2009 through September 30, 2009, the Company borrowed $740,706 from primary shareholder.  All notes are demand notes carrying a 3% interest rate.  As of September 30, 2009, the principal balance due on the demand notes was $740,706 and $9,878 in interest was accrued and recorded as in-kind contribution.
8 - NOTE INCOME TAXES

No provision was made for federal income tax since the Company has significant net operating losses. From inception to September 30, 2009, the Company had an operating loss of $750,871. The net operating loss carry forwards may be used to reduce taxable income through the years 2027 to 2029. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$112,631
State net operating loss	37,543

Total deferred tax assets	150,174
Less valuation allowance	(150,174)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2009 and 2008 is as follows:

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

12 - NOTE CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2009. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

13 - NOTE SUBSEQUENT EVENTS

None known at this time.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2009.

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

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Malcolm Myers	48	President/Director

Malcolm Myers is our President and Director. Prior to his employment with us, Mr. Myers has been the Chief Executive Officer of a diamond exploration company in South Africa for four (4) years. From 2002 to 2006, Mr. Myers operated two (2) mines, one of which is a kimberlite mine and the other an alluvial mine. Prior to his employment as the CEO of the diamond exploration company, Mr. Myers had been an accountant and tax adviser in London for 12 years. Mr. Myers received his diploma class 2 in Accounting and Finance from Hatfield University UK in 1981.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended September 30, 2009.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Malcolm Myers President, CEO	2009	$0	0	0	0	0	0	0	$0
Executive Officer,		$0	0	0	0	0	0	0	$0
Chief Financial Officer		$0	0	0	0	0	0	0	$0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Malcolm Myers	100,000	100%
212 Carnegie Center
#206
Princeton, NJ 08540

All Executive Officers	100,000	100%
and Directors as a Group
(1 Person)

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal year ended September 30, 2009, we were billed approximately $2,300 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended September 30, 2009.

Tax Fees

For the fiscal year ended September 30, 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended September 30, 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITEM 15.    EXHIBITS

Exhibit No.    Title of Document

31.1   Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1   Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Xyberhome, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Malcolm Myers Malcolm Myers	Chief Executive Officer Principal Financial Officer, and Secretary	December 14, 2009