Form 10-Q
period 2009-12-31
XYBERHOME, INC.
filed 2010-02-16
CIK 1415600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File No.: 000-52866

XYBERHOME, INC.
(Exact name of registrant as specified in Charter

Delaware	38-3794899
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

212 Carnegie Center, #206
Princeton, NJ 08540
 (Address of Principal Executive Offices)
 _______________
(609) 524-2560
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐ No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 16, 2010: 100,000 shares of common stock.

XYBERHOME, INC.

FORM 10-Q

December 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-
Item 2.	Management’s Discussion and Analysis of Financial Condition	1
Item 3	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4	Control and Procedures	3

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	4
Item 1A	Risk Factors	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
Item 5.	Other Information	4
Item 6.	Exhibits	4

SIGNATURE

Item 1. Financial Information

XYBERHOME, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

Gately & Associates, LLC

3551 W Lake Mary Blvd
Lake Mary, FL 32746

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of XYBERHOME,INC. as of December 31, 2009 and 2008 and the related statement of operations, stockholders’ equity, and cash flows for the twelve months ended December 31, 2009 and 2008 and from inception (September 19, 2003) through the year then ended December 31, 2009. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly,  in all material respects, the financial position of XYBERHOME,INC. at December 31, 2009 and 2008 and the results of its operations and its cash flows for the twelve months ended December 31, 2009 and 2008 and from inception (September 19, 2003) through December 31, 2009 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.

Lake Mary, FL

February 9, 2010

Xyberhome, Inc.
(a development stage company)
BALANCE SHEETS
As of December 31, 2009 and September 30, 2009

ASSETS

CURRENT ASSETS	12/31/2009	9/30/2009

Cash	$3,486	$3,368

Total Current Assets	3,486	3,368

FIXED ASSETS

Property & Equipment, Net	1,292	1,391

Total Fixed Assets	1,292	1,391

TOTAL ASSETS	$4,778	$4,759

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,225	$2,197
Shareholder Loans	746,019	740,706

Total Current Liabilities	747,244	742,903

TOTAL LIABILITIES	747,244	742,903

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	18,214	12,627
Accumulated Deficit	(760,780)	(750,871)

Total Stockholder's Equity	(742,466)	(738,144)

TOTAL LIABILITIES AND EQUITY	$4,778	$4,759

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending December 31, 2009 and 2008
And from inception (September 27, 2007) through December 31, 2009

	3 months	3 months
	ending	ending	FROM
	12/31/2009	12/31/2008	INCEPTION

REVENUE	$102	$-	$224

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	102	-	224

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	4,250	-	22,465

DEPRECIATION	99	-	231

PROFESSIONAL FEES	75	250	95,914

STOCK COMPENSATION	-	-	100

TOTAL OPERATING EXPENSES	4,424	250	118,710

INTEREST EXPENSE	5,587	-	15,465

RESEARCH AND DEVELOPMENT	-	-	626,829

NET INCOME (LOSS)	(9,909)	(250)	(760,780)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(750,871)	(2,850)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(760,780)	$(3,100)	$(760,780)

Earnings (loss) per share	$(0.099)	$(0.003)	$(7.608)

Weighted average number of common shares	100,000	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through December 31, 2009

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(2,250)	(2,250)

Total, September 30, 2008	100,000	100	-	(2,850)	(2,750)

In-kind Contribution			12,627	-	12,627

Net Loss				(748,021)	(748,021)

Total, September 30, 2009	100,000	$100	$12,627	$(750,871)	$(738,144)

In-kind Contribution			5,587	-	5,587

Net Loss				(9,909)	(9,909)

Total, December 31, 2009	100,000	$100	$18,214	$(760,780)	$(742,466)

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending December 31, 2009 and 2008
From inception (September 27, 2007) through December 31, 2009

	3 months	3 months
	ending	ending	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2009	12/31/2008	INCEPTION

Net income (loss)	$(9,909)	$(250)	$(760,780)

In-kind Contribution	5,587	-	18,214
Depreciation	99	-	231
Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	(971)	250	1,226

Total adjustments to net income	4,715	250	19,771

Net cash provided by (used in) operating activities	(5,194)	-	(741,009)

CASH FLOWS FROM INVESTING ACTIVITIES

Office Equipment	-	-	(1,523)

Net cash flows provided by (used in) investing activities	-	-	(1,523)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder advances	5,312	-	746,018

Net cash flows provided by (used in) financing activities	5,312	-	746,018

CASH RECONCILIATION

Net increase (decrease) in cash	118	-	3,486
Cash - beginning balance	3,368	-	-

CASH BALANCE - END OF PERIOD	$3,486	$-	$3,486

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $760,780, a net loss and net cash used in operations of $9,909 and $5,194 for the three months ended December 31, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

From inception through December 31, 2009, the Company borrowed $746,018 from primary shareholder.  All notes are demand notes carrying a 3% interest rate.  As of December 31, 2009, the principal balance due on the demand notes was $746,018 and $5,587 in interest was accrued and recorded as in-kind contribution.

8 - NOTE	INCOME TAXES

No provision was made for federal income tax since the Company has significant net operating losses. From inception to December 31, 2009, the Company had an operating loss of $760,780. The net operating loss carry forwards may be used to reduce taxable income through the years 2027 to 2029. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$114,117
State net operating loss	38,039

Total deferred tax assets	152,156
Less valuation allowance	(152,156)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2009 and 2008 is as follows:

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

Results of Operation

We have had $224 in revenue since inception.  For the three months ended December 31, 2009, we incurred a net loss of $(9,909) and since inception we have incurred a net loss of $(760,780). Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of December 31, 2009, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, as a company in its development stage with no operations, we have generated a net loss of $760,780 from inception, and used no cash in operations for the period from September 27, 2007 (inception) to December 31, 2009. This raises substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.  Controls and Procedures

Management's disclosure on internal control over financial reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2009, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against us.

Item 1A. Risk Factors

Not applicable.

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

Signature	Title	Date

/s/ Malcolm Myers	President,	February 16, 2010
Malcolm Myers	Chief Executive Officer, Principal Financial Officer