Form 10-Q
period 2010-03-31
XYBERHOME, INC.
filed 2010-05-18
CIK 1415600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14 2010: 1,100,000 shares of common stock.

XYBERHOME, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4	Controls and Procedures	3

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	4
Item 1A	Risk Factors	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Removed & Reserved	4
Item 5.	Other Information	4
Item 6.	Exhibits	4

SIGNATURE

Item 1.      Financial Information

XYBERHOME, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

Xyberhome, Inc.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

F-

Xyberhome, Inc.
(a development stage company)
BALANCE SHEETS
As of March 31, 2010 and September 30, 2009

ASSETS

CURRENT ASSETS	3/31/2010	9/30/2009

Cash	$185,953	$3,368

Total Current Assets	185,953	3,368

FIXED ASSETS

Property & Equipment, Net	1,193	1,391

Total Fixed Assets	1,193	1,391

TOTAL ASSETS	$187,146	$4,759

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$450	$2,197
Loans Payable	949,647	740,706

Total Current Liabilities	950,097	742,903

TOTAL LIABILITIES	950,097	742,903

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 1,100,000 and 100,000	1,100	100
Additional Paid-In Capital	23,837	12,627
Accumulated Deficit	(787,888)	(750,871)

Total Stockholder's Equity	(762,951)	(738,144)

TOTAL LIABILITIES AND EQUITY	$187,146	$4,759

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending March 31, 2010 and 2009
and from inception (September 27, 2007) through March 31, 2010

	6 months	6 months
	ending	ending	FROM
	3/31/2010	3/31/2009	INCEPTION

REVENUE	$102	$-	$224

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	102	-	224

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	22,548	1,476	40,763

DEPRECIATION	198	-	330

PROFESSIONAL FEES	897	1,378	96,736

STOCK COMPENSATION	1,000	-	1,100

TOTAL OPERATING EXPENSES	24,643	2,854	138,929

INTEREST EXPENSE	11,538	1,485	21,416

RESEARCH AND DEVELOPMENT	938	305,970	627,767

NET INCOME (LOSS)	(37,017)	(310,309)	(787,888)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(750,871)	(2,850)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(787,888)	$(313,159)	$(787,888)

Earnings (loss) per share	$(0.063)	$(3.103)	$(3.996)

Weighted average number of common shares	589,011	100,000	197,162

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2010 and 2009

	3 months	3 months
	ending	ending
	3/31/2010	3/31/2009

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	18,298	1,476

DEPRECIATION	99	-

PROFESSIONAL FEES	822	1,128

STOCK COMPENSATION	1,000	-

TOTAL OPERATING EXPENSES	20,219	2,604

INTEREST EXPENSE	5,951	1,485

RESEARCH AND DEVELOPMENT	938	305,970

NET INCOME (LOSS)	(27,108)	(310,059)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(760,780)	(3,100)

ACCUMULATED DEFICIT, ENDING BALANCE	$(787,888)	$(313,159)

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through March 31, 2010

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses on
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(2,250)	(2,250)

Total, September 30, 2008	100,000	100	-	(2,850)	(2,750)

In-kind Contribution			12,627	-	12,627

Net Loss				(748,021)	(748,021)

Total, September 30, 2009	100,000	100	12,627	(750,871)	(738,144)

In-kind Contribution			11,210	-	11,210

Stock issued for compensation on
January 1, 2010 at $0.001 per share	1,000,000	1,000	-	-	1,000

Net Loss				(37,017)	(37,017)

Total, March 31, 2010	1,100,000	$1,100	$23,837	$(787,888)	$(762,951)

The accompanying notes are an integral part of these financial statements.

Xyberhome, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending March 31, 2010 and 2009
From inception (September 27, 2007) through March 31, 2010

	6 months	6 months
	ending	ending	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2010	3/31/2009	INCEPTION

Net income (loss)	$(37,017)	$(310,309)	$(787,888)

In-kind Contribution	11,210	4,235	23,837
Depreciation	198	-	330
Stock issued as compensation	1,000	-	1,100
Increase (Decrease) in Accrued Expenses	(1,747)	(2,797)	450

Total adjustments to net income	10,661	1,438	25,717

Net cash provided by (used in) operating activities	(26,356)	(308,871)	(762,171)

CASH FLOWS FROM INVESTING ACTIVITIES

Office Equipment	-	-	(1,523)

Net cash flows provided by (used in) investing activities	-	-	(1,523)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received/(paid) from loans payable	208,941	373,348	949,647

Net cash flows provided by (used in) financing activities	208,941	373,348	949,647

CASH RECONCILIATION

Net increase (decrease) in cash	182,585	64,477	185,953
Cash - beginning balance	3,368	-	-

CASH BALANCE - END OF PERIOD	$185,953	$64,477	$185,953

The accompanying notes are an integral part of these financial statements.

XYBERHOME, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS

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

The Company has adopted its fiscal year end to be September 30.

NOTE 2	SUMMARY OF ACCOUNTING POLICIES

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

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended September 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

NOTE 3	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $787,888, a net loss and net cash used in operations of $37,017 and $26,356 for the six months ended March 31, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4	PROPERTY & EQUIPMENT

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

NOTE 5	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

NOTE 6	STOCKHOLDERS’ EQUITY

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

On January 1, 2010, the Company issued 1,000,000 shares of common stock to the director of the Company as compensation in the amount of $1,000, or $0.001 per share.

NOTE 7	RELATED PARTY TRANSACTIONS

From inception through March 3, 2010, the Company borrowed $949,319 from primary shareholder and related party individual.

All shareholder loans are demand notes carrying a 3% interest rate.  As of March 31, 2010, the principal balance due on the demand notes was $749,319 and $11,210 in interest was accrued and recorded as in-kind contribution.

All other notes are 1-year term notes carrying a 10% interest rate. As of March 31, 2010, the principal balance due on the term notes was $200,000 and $329 in interest was accrued.

NOTE 8	INCOME TAXES

No provision was made for federal income tax since the Company has significant net operating losses. From inception to March 31, 2010, the Company had an operating loss of $787,888. The net operating loss carry forwards may be used to reduce taxable income through the years 2027 to 2030. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2010 are as follows:

Deferred tax assets:
Federal net operating loss	$118,183
State net operating loss	39,394

Total deferred tax assets	157,577
Less valuation allowance	(157,577)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2010 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2010 and 2009 is as follows:

	2010	2009

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

NOTE 9	REQUIRED CASH FLOW DISCLOSURE FOR NON-CASH ITEMS, INTEREST AND TAXES PAID

The Company has made no cash payments for interest or income taxes. A related party paid some expenses on behalf of the Company which were recorded as non-cash in-kind contributions to equity.

NOTE 10	EMPLOYMENT CONTRACT & INCENTIVE COMMITMENTS

On March 16, 2010, the Company entered into an employment agreement with its officer - CEO (“Employee”) for a term of one year from the date of signing.  The Employee should be paid a minimum of $6,000 per month and should be paid monthly.  Either the Company or the Employee can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party.

On March 26, 2010, the Company entered into an employment agreement with its officer - CTO (“Employee”) for a term of one year from the date of signing.  The Employee should be paid a minimum of $6,500 per month and should be paid monthly.  Either the Company or the Employee can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party.

NOTE 11	CONTINGENT LIABILITIES

Currently the Company has not identified any contingent liabilities that may be due.

NOTE 12	SUBSEQUENT EVENTS

None known at this time.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Eco Building International’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Eco Building International through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Eco Building International undertakes no obligation to update or revise any forward-looking statements.

Overview

We are a development stage company, incorporated on September 27, 2007 under the laws of the State of Delaware, engaged in software development and browser applications. As of the date hereof, we have launched two products “Xyberhome” and “Clustertabs.” Our software products were initially designed to be applied in compatible with the Firefox browser.

Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of our activities has involved developing a business plan and establishing contacts and visibility in the marketplace.

Plan of Operation

In 2009, we focused our efforts on testing and stabilizing our products, which was completed successfully. In 2010, we intend to focus on public relations and marketing. We have a medium and long-term road map which incorporates both further development and public awareness through targeted public relations and marketing.

Results of Operation

We have had $224 in revenue since inception.  For the six months ended March 31, 2010, we incurred a net loss of $(37,017) and since inception we have incurred a net loss of $787,888. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

We had a deficit accumulated during the development stage of $787,888, a net loss and net cash used in operations of $37,017 and $26,356 for the six months ended March 31, 2010, respectively. As a result, our independent auditor raised substantial doubt about our ability to continue as a going concern.

While we are attempting to produce sufficient sales, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to produce sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenues. Our management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern.

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

Item 4.      Controls and Procedures

Management's disclosure on internal control over financial reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against us.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2010, we issued a total of 1,000,000 shares of our common stock at par value $0.001 per share to Mr. Myers, our director, as compensation for his services rendered.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved)

Item 5. Other Information.

On March 16, 2010, with the written consent of our sole shareholder, Joel Duerr and Netannel Jacobsson were removed from our board of directors.

On March 16, 2010, with the written consent of our board of directors, Joel Duerr and Iser Steinmetz were removed from all the office positions that they held in our company, and John Rafuse was appointed as our Chief Executive Officer.

On March 26, 2010, with the written consent of our board of directors, Aaron Greengrass was appointed as our Chief Technical Officer.

Item 6. Exhibits

(a)	Exhibits

31.1 Certification of Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ John Rafuse	Chief Executive Officer,	May 18, 2010
John Rafuse

/s/ Malcolm Myers	Chief Financial Officer	May 18, 2010
Malcolm Myers