Form 10-K/A
period 2009-09-30
Add-on Exchange, Inc.
filed 2010-08-20
CIK 1415600

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-52867

ADD-ON EXCHANGE, INC.
(Name of small business issuer in its charter)

DELAWARE	38-3794899
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue, 15th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(800) 818-1385
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

Number of shares of the registrant’s common stock outstanding as of August 20, 2010 was: 1,100,000

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the year ended September 30, 2009, in response to certain comments made by the staff of the SEC.  In response to such comments, we are hereby filing certain additional exhibits as required by Item 601 of Regulation S-K.

ITEM 15.    EXHIBITS

Exhibit No.    Title of Document

3.1	Certificate of Incorporation, filed as an exhibit to the registration statement on Form 10SB filed with the Commission on October 22, 2007 and incorporated herein by reference
3.2	Bylaws, filed as an exhibit to the registration statement on Form 10SB filed with the Commission on October 22, 2007 and incorporated herein by reference
3.3	Certificate of Amendment of Certificate of Incorporation, filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on May 12, 2009 and incorporated herein by reference
3.4	Certificate of Amendment of Certificate of Incorporation, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 10, 2010 and incorporated herein by reference
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification ofChief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Add-on Exchange, Inc.

August 20, 2010	By:	/s/ John Rafuse
Name: John Rafuse
Title: Chief Executive Officer