Form 10-Q/A
period 2009-12-31
Add-on Exchange, Inc.
filed 2010-08-20
CIK 1415600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File No.: 000-52866

ADD-ON EXCHANGE, INC.
(Exact name of registrant as specified in Charter

Delaware	38-3794899
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

410 Park Avenue, 15th Floor
New York, NY 10022
 (Address of Principal Executive Offices)
 _______________
(800) 818-1385
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2010: 1,100,000 shares of common stock.

ADD-ON EXCHANGE, INC.

FORM 10-Q/A

December 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4	Controls and Procedures	3

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	4
Item 1A	Risk Factors	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Removed and Reserved	4
Item 5.	Other Information	4
Item 6.	Exhibits	4

SIGNATURE

Item 1. Financial Information

ADD-ON EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

Add-on Exchange, Inc.
(formerly known as Xyberhome, Inc.) (a development stage company)
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

Add-on Exchange, Inc.
(formerly known as Xyberhome, Inc.). (a development stage company)
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

Add-on Exchange, Inc.
(formerly known as Xyberhome, Inc.). (a development stage company)
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

Add-on Exchange, Inc.
(formerly known as Xyberhome, Inc.) (a development stage company)
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

ADD-ON EXCHANGE, INC.
(formerly known as Xyberhome, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1 - NOTE	NATURE OF OPERATIONS

Add-on Exchange, Inc.  (“Company,” fka Xyberhome, Inc.), a development stage company, was incorporated on September 27, 2007 under the laws of the State of Delaware. Xyberhome, Inc. is an online company that specializes in a unique offering of Xyberhome , a novel and proprietary tool that connects you with the World Wide Web and will let you share its excitement with others. It is the add-on that provides cluster tabs for Firefox 1.1.1.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$114,117
State net operating loss	38,039

Total deferred tax assets	152,156
Less valuation allowance	152,156)

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

Plan of Operation

We are continuing to follow our business plan to market our two products “Xyberhome” and “Clustertabs”, through direct users or licensing the underlying technology of such products.

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

Item 1.Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against us.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.Removed and Reserved

Item 5.Other Information.

None

Item 6. Exhibits

(a)	Exhibits

3.1	Certificate of Incorporation, filed as an exhibit to the registration statement on Form 10SB filed with the Commission on October 22, 2007 and incorporated herein by reference
3.2	Bylaws, filed as an exhibit to the registration statement on Form 10SB filed with the Commission on October 22, 2007 and incorporated herein by reference
3.3	Certificate of Amendment of Certificate of Incorporation, filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on May 12, 2009 and incorporated herein by reference
3.4	Certificate of Amendment of Certificate of Incorporation, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 10, 2010 and incorporated herein by reference
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification ofChief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Add-on Exchange, Inc.

August 20, 2010	By:	/s/ John Rafuse
	Name:	John Rafuse
	Title:	Chief Executive Officer