Form 10-Q
period 2010-06-30
Add-on Exchange, Inc.
filed 2010-08-23
CIK 1415600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File No.: 000-52867

Add-On Exchange, Inc.
(Exact name of registrant as specified in Charter)

Delaware	38-3794899
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

410 Park Avenue, 15th Floor
New York, NY 10022
 (Address of Principal Executive Offices)
 _______________
(800) 818-1385
 (Issuer Telephone number)
_______________
N/A.
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2010: 1,100,000 shares of common stock.

FORM 10-Q

June 30, 2010

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4	Controls and Procedures	5

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	6
Item 1A	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Removed & Reserved	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

SIGNATURES	7

Item 1.      Financial Information

TABLE OF CONTENTS
 JUNE 30, 2010

Part I:  Financial Information

Item 1:  Financial Statements

Add-On Exchange, Inc.
(a development stage company)
(formerly known as Xyberhome, Inc.)

CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2010	September 30, 2009
	(unaudited)
CURRENT ASSETS

Cash	$30,399	$3,368
Prepaid Salaries and Other	15,917	-

Total Current Assets	46,316	3,368

Property and Equipment, Net	1,094	1,391

TOTAL ASSETS	$47,410	$4,759

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES

Accrued Expenses	$12,438	$2,197
Loan Payable- Related Party	684,318	740,706
Loan Payable	200,000	-

Total Current Liabilities	896,756	742,903

TOTAL LIABILITIES	896,756	742,903

STOCKHOLDER'S DEFICIENCY

Preferred Stock - Par value $0.001 per share
Authorized: 50,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.001 per share
Authorized: 200,000,000
Issued and Outstanding: 1,100,000 and 100,000 at June 30, 2010 and September 30, 2009, respectively	1,100	100
Additional Paid-In Capital	28,990	12,627
Deficit Accumulated During the Development Stage	(879,436)	(750,871)

Total Stockholder's Deficiency	(849,346)	(738,144)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$47,410	$4,759

The accompanying notes are an integral part of these condensed financial statements.

Add-On Exchange, Inc.
(a development stage company)
(formerly known as Xyberhome, Inc.)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended, June 30,		Nine Months Ended, June 30,		For the period of September 27, 2007 (Inception) Thru
	2010	2009	2010	2009	June 30, 2010

Revenue	$108	$122	$211	$122	$333

Operating Expenses:

General and Administrative	38,593	91,769	45,100	93,192	148,193

Research and Development	42,910	292,680	61,984	600,081	700,006
Total Operating Expenses	81,503	384,449	107,084	693,273	848,199

Loss from Operations	(81,395)	(384,327)	(106,873)	(693,151)	(847,866)

Interest Expense	(10,153)	(2,815)	(21,692)	(4,300)	(31,570)

Net Loss	$(91,548)	$(387,142)	$(128,565)	$(697,451)	$(879,436)

Net loss per common share – basic and diluted	$(0.08)	$(3.87)	$(0.17)	$(6.98)	$(3.15)

Weighted average number of common shares outstanding, basic and diluted	$1,100,000	$100,000	$759,341	$100,000	$278,749

The accompanying notes are an integral part of these condensed financial statements.

Add-On Exchange, Inc.
(a development stage company)
(formerly known as Xyberhome, Inc.)

CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIENCY
(unaudited)
				Deficit Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Balance as of October 1, 2009	100,000	100	12,627	(750,871)	(738,144)

Stockholder’s contribution of accrued interest			16,363	-	16,363

Stock issued to founding stockholder on
January 1, 2010	1,000,000	1,000	-	-	1,000

Net Loss				(128,565)	(128,565)

Balance as of June 30, 2010	1,100,000	$1,100	$28,990	$(879,436)	$(849,346)

The accompanying notes are an integral part of these condensed financial statements.

Add- On Exchange, Inc.
(a development stage company)
(formerly known as Xyberhome, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,		For the period of September 27, 2007 (Inception) Thru June 30, 2010
	2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(128,565)	$(697,451)	$(879,436)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest to stockholder	16,363	7,050	28,990
Depreciation	297	33	429
Stock issued to founding stockholder	1,000	-	1,100
Changes in operating assets and liabilities:
Prepaid Expenses	(15,917)	-	(15,917)
Accrued Expenses	10,241	(1,750)	12,438

Net cash used in operating activities	(116,581)	(692,118)	(852,396)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Office Equipment	-	(1,188)	(1,523)

Net cash used in investing activities	-	(1,188)	(1,523)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from loans payable	223,112	740,706	963,818
Cash paid on loans payable	(79,500)	-	(79,500)
Net cash provided by financing activities	143,612	740,706	884,318

Net increase in cash	27,031	47,400	30,399
Cash - beginning of period	3,368	-	-

CASH - END OF PERIOD	$30,399	$47,400	$30,399

Supplemental disclosure of cash flow information
Non-cash financing activities:
Accrued interest contributed to capital	$16,363	$7,050	$28,890

The accompanying notes are an integral part of these condensed financial statements.

ADD-ON EXCHANGE, INC.

(A DEVELOPMENT STAGE COMPANY)
(formerly known as Xyberhome, Inc.)

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

1.                    ORGANIZATION AND OPERATIONS

Add-On Exchange, Inc.  (the “Company,” formerly known as Xyberhome, Inc.), a development stage company, was incorporated on September 27, 2007 under the laws of the State of Delaware. Until 2007, the Company had no defined strategy and business.  In December 2008, the Company's sole stockholder, who was also its only employee, President and CEO through March 18, 2010, purchased 100% of the outstanding stock of the entity in a private transition.  Since then, management has been refining its strategy to develop a defined direction for the business. Effective June 9, 2010, the Company’s Articles of Incorporation were amended to change the name of the Company to Add-On Exchange, Inc.

Add-On Exchange, Inc. is an online company that specializes in offering add-on applications to existing software products. The Company’s initial operations have included organization and incorporation, product development, target market identification, marketing plans, and capital formation. A substantial portion of the Company's efforts have been focused on establishing contacts and visibility in the marketplace. However, to date the Company has yet to prove any commercial viability to its product technology.

From inception through June 30, 2010 the Company has been focused on developing two software program add-on applications called “Clusters” and “Xyberhome".

Clusters is a product that is intended to aggregate tabs (“clusters”) in an add-on feature that is compatible with the Firefox™1 web browser . Clusters, along with the Company’s free web service, is an architecture designed to generate a unique and anonymous public web page address for each cluster of tabs created.  As of June 30, 2010, the Company has made substantial progress in developing Clusters; however, the Company had not fully addressed certain key development issues that must be resolved in order to release a Beta version of the product. Accordingly, the technological feasibility of Clusters has not been reached. The Company anticipates resolving the development issues and releasing a Beta version of Clusters during the fourth quarter of fiscal 2010.

XYBERHOME

Xyberhome is a browser toolbar with the following main features:

•
Awesome Tabs –Awesome Tabs is designed to work with the Firefox ™ web browser to resolve the problem of having too many tabs. Awesome tabs are designed to be transported to any other computer representing an improvement to the traditional bookmarks.

•
The Cloud Bar –Gives a user access to his or her own personal storage area online.  A user can save data of any kind in any format. The Cloud bar also lets users take screen shots and provides a feature to directly grab content off the internet.

•	Power Search – A feature that when used in conjunction with the user’s Cloud and Awesome Tabs, provides a customizable way to search through the internet and the user’s own data.

As of June 30, 2010 Xyberhome is still in development and a Beta version has not yet been scheduled for release. .

PORTAL

The Company launched an internet portal during the quarter ended June 30, 2010. The Company’s portal is designed to attract software developers with freeware add-ons to contribute their software to the portal with the goal of monetizing the products by providing prospective customers with the ability try them before buying them.  The Company would earn a commission on software sales purchased through its portal. The Company’s freeware portal is in its very early stages of operation.

2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on December 14, 2009.

Development Stage Reporting

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. Therefore, there is substantial uncertainty regarding the Company’s ability to successfully develop and market its products. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including achieving operational profitability in the future.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced and there has been no significant revenue generated to date.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period.   Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Software Development Costs

Software to Be Sold, Leased, or Marketed:

In accordance with the FASB Accounting Standards Codification Section 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as research and development until technological feasibility and marketability has been established, generally with release of an acceptably functioning beta version.

Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) can be capitalized until the product is available for general release to customers.

FASB Accounting Standards Codification Section 730 (“ASC 730-10”), Research and Development, establishes accounting and reporting standards for research and development.  In accordance with ASC 730-10, costs we may incur to enhance our existing products after general release to the public (bug fixes) are to be expensed in the period they are incurred and included in research and development costs.

As of June 30, 2010, the Company’s two software products, Clusters and Xyberhome, had not yet reached technological feasibility or marketability and accordingly all costs of development such as salaries and external development costs have been expensed as Research and Development in the accompanying Statements of Operations.

Internal Use Software and Website Development Costs

The Company capitalizes internally developed software and website development costs incurred in the application development stage of an internal-use software project when the preliminary project stage has been completed and technological and economic feasibility has been determined in accordance with FASB Accounting Standards Codification Section 350.  The Company exercises judgment in determining which stage of development a software project is in at any point in time.

The Company’s website portal is in its very early stages of operation. Management believes that the marketability  of providing a free ware exchange, which is not intended to be the Company’s principal operation, has not yet been established.  In addition the ability to generate acceptable levels of future revenues is uncertain and dependent upon future events.  Accordingly, all costs associated with the development of the portal such as salaries and related costs have been expensed as Research and Development in the accompanying Statements of Operations.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no uncertain tax positions as of June 30, 2010.

Management estimates that the Company has aggregate tax deferred tax assets of approximately $300,000 that principally consist of deferred start-up costs and net operating losses that will be available to offset future taxable income through 2028.  The Company has fully reserved for its deferred tax assets as of June 30, 2010 because it is currently more likely than that the benefit of these income tax assets will not be realized in future periods.

Share-Based Payments

The Company accounts for share based payments in accordance with ASC 718 Compensation — Stock Payments which results in the recognition of expense under applicable GAAP and requires measurement of compensation cost for all share based payment awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. We calculate the fair value of stock options using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the fair value of our common stock on date of grant. The recognized expense is net of expected forfeitures

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of commn shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and potentially outstanding common shares during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010 and 2009 or for the period from September 27, 2007 (inception) through June 30, 2010.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have any impact on the Company’s financial position and results of operations.

3.                    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company has a deficit accumulated during the development stage of $879,436 and had a net loss of $128,565 and cash used in operations of $116,581 for the nine month period ended June 30, 2010.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the Company has access to capital resoureces; however management has not secured any commitments for new financing at this time.  There is also no assurance that if management is successful in its efforts to raise additional capital that the availability of such capital will result in the realization of the Company’s business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4.                    STOCKHOLDERS’ DEFICIENCY

On January 1, 2010, the Company issued 1,000,000 shares of common stock to its founder and sole stockholder.  The additional shares were deemed to have a nominal value due to the fact that the Company had limited operations and its products were still subject to substantial development risks as of the date the shares were issued.

5.                    RELATED PARTY TRANSACTIONS

All shareholder loans are demand notes carrying a 3% interest rate.  As of June 30, 2010, the principal balance due on the demand notes was $684,318 and $16,363 in interest was accrued and recorded as contribution to capital.

6.                    LOAN PAYABLE

The Company also has a note payable to an unrelated party with a 1-year term carrying a 3% interest rate. As of June 30, 2010, the principal balance due on this note was $200,000 and $5,329 in interest was accrued.

7.                    COMMITMENTS

On March 16, 2010 and March 23, 2010, the Company entered into two separate employment agreements with each its Chief Executive Officer and Chief Technical Officer (the “Executive Officers”).  These employment agreements, which are at-will with no fixed terms, provide for aggregate annual compensation of $150,000 per annum plus certain share based payments based on the attainment of certain market, performance and service conditions.  Specifically, the Executive Officers are entitled to grants of restricted stock in a number of shares that would be equal to the aggregate of 12.5% of the total market value of all of the Company’s common stock that would be outstanding upon the attainment of a listing on a nationally recognized exchange (the “Proposed Listing”).  The Company’s application to list its shares on a nationally recognized exchange under its Proposed Listing is contingent upon its completion of (i) a private placement of its common stock, (ii) the concurrent conversion of notes payable owed to the Company’s founder and sole stockholder into common stock, (iii) the filing of an S-1 registration statement with the Securities Exchange Commission and the declaration of the effectiveness of such registration statement, and (iv) the satisfaction of such other criteria that would be necessary to qualify for listing on a nationally recognized exchange.

The number of shares issuable to the Executive Officers upon their attainment of the Proposed Listing, which management deems to be a performance condition, would be based upon the aggregate market value of all of the Company’s common stock that would be outstanding upon the attainment of the Proposed Listing divided by the then applicable per share price. The Executives Officers would be required to maintain their employment with the Company for at least 30 days after the completion of the Proposed Listing as an additional service condition.  Company management believes that there is still substantial uncertainty as to whether it will successfully complete its Proposed Listing, which is a key performance condition that affects the vesting of this award. Accordingly, the Company has not recoded any compensation expense for these awards as of June 30, 2010.

In addition to the above, if in the event the Company successfully completes its Proposed Listing, the Executive Officers would be entitled to increased salaries amounting to $240,000 per annum in the aggregate and additional stock based compensation awards consisting of (i) 300,000 common stock purchase warrants earned over a twelve month service period beginning on the date of the completion of the Proposed Listing, (ii) 150,000 warrants earned over a twelve month service period that would begin on the one-year anniversary of the completion of the Proposed Listing and (iii) an additional 150,000 warrants that would be earned over a twelve month service period beginning on the two-year anniversary of the completion of the Proposed Listing. The exercise price of the warrants would be determined at the date of their issuance, which would be on the first day of each of the respective one-year service periods.

The employment agreements also provide for the Company to make certain severance compensation payments to the Executive Officers in the event of their termination by the Company without cause either before or after the completion of the Proposed Listing. Such payments amount to (i) two months of salary plus a number of common shares equal to 50% of the estimated number of shares the Executive Officers would have been entitled to had the Company completed its Proposed Listing or (ii) one year of salary if they are terminated without cause after the completion of the Proposed Listing.

On May 1, 2010, the Company entered into a one-year consulting services agreement with an external financial reporting consultant for annual fees of $18,000 a grant of 100,000 stock options upon the attainment of the Proposed Listing As indicated above, company management believes that there is still substantial uncertainty as to whether the Company will successfully complete its Proposed Listing. Accordingly, the Company has not recoded any compensation expense for these awards as of June 30, 2010.  In addition, if in the event the Company successfully completes the Proposed Listing, the consultant would be entitled to increased compensation amounting to $60,000 per annum.  Each party has the right to terminate the consulting agreement upon ninety days’ notice to the other party.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Eco Building International’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Add-On Exchange, Inc. through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  Add-On Exchange, Inc. undertakes no obligation to update or revise any forward-looking statements.

Overview

We are a development stage company, incorporated on September 27, 2007 under the laws of the State of Delaware, engaged in software development and browser applications.  Since inception, we have generated only $333 in revenue, and have a history of losses since inception totaling $879,436, including $128,565 for the nine months ended June 30, 2010.  As of the date hereof, we have two products “Xyberhome” and “Clusters”. Our software products were initially designed to be compatible with the Firefox ™ browser.

Initial operations have included organization and incorporation, product development, target market identification, marketing plans, and capital formation.

We recently started focusing on commercializing our products through the launch of our website www.clusterurl.com and our new monetization portal www.addonx.com.

CLUSTERS

Product Description:

Clusters aggregates tabs (“clusters”) in an add-on for the web browser Firefox™2 that, along with the Company’s free web service, generates a unique and anonymous public web page address for each cluster of tabs created.  Users can create public cluster tabs around subjects that make sense to them while effortlessly reducing the number of tabs that are needed to be kept open.  There is no registration to use the free web service or add-on.

As of June 30, 2010 Clusters is in its final stage of development with a properly functioning Beta version scheduled to be released in the fourth quarter of fiscal 2010 although marketability has not yet been established.
Target Market and Competitors:

Clusters is a unique Firefox related product that targets heavy internet users to allow them to better manage multiple searches.  Although there are no specific competitors, some tab and bookmark applications have some of the same functionality of Clusters.

Marketing Strategy:

1)	We use a marketing strategy of “inbound marketing” to market our internal products, partner products and our portal (and its derivatives) itself.

2)
The term “inbound marketing” is borrowed from Seth Godin and discussed as part of: “Inbound Marketing: Get Found Using Google, Social Media, and Blogs. The New Rules of Social Media Series.” by Brian Halligan and Dharmesh Shah

3)
We will use content creation teams of outsourced writers currently in Philippines and Canada to create remarkable content on other people’s blogs, websites, social communities, discussion groups, question and answer groups and our own web properties as well.  We have designed internal systems to manage this content creation and it is designed to scale to hundreds of writers as we grow.

4)
Remarkable content has attracted links and traffic from other websites to our sites.  We are using content to prompt other content producers on the Internet to “remark” about our products.  As part of our strategy, we expect that these links or remarks will bring us qualified consumers and encourage Google and other search engines to rank our web site highly with more important keywords in our industry markets.

1 Firefox ™ is a trademark of the Mozilla Foundation.

Revenue Generation:

This product is free to use.  Our company earns revenue through embedded search and application advertising commissions.  Embedded search capabilities of our download portal www.addonx.com will generate commissions on tens of thousands of products once fully operational.

XYBERHOME

Product Description:

This is a browser toolbar and its main features are:

•
Awesome Tabs –Awesome Tabs are an improved version of the Firefox ™ tabs to resolve the problem of having too many tabs. These tabs can also be transported to any other computer representing an improvement to the traditional bookmarks.

•
The Cloud Bar –Gives a user access to his or her own personal storage area online or the cloud.  A user can save data of any kind in any format. The Cloud bar also lets users take screen shots and provides a feature to directly grab content off the internet, which is a new invention for browsers.

•	Power Search – A powerful feature that can be used in conjunction with the user’s Cloud and Awesome Tabs. Provides a customizable way to search through the internet and the user’s own data.

Status of Development:

These product applications are still under development.

Target Market and Competitors:

We plan on building out the technology so it can be used in several markets and technology platforms.  As envisioned there are no current competitors to the grouping of features.

Revenue:

We are currently working with 3rd parties to aid with revenue generation models.

ADDONX.COM PORTAL

Product Description:

For almost every major piece of software there are a host of enhancements, widgets, plug-ins, apps and modifications, all of which are called add-ons.  The vast majority of add-ons are free.  Our new portal is designed to attract developers with freeware add-ons to monetize software.  With 500,000 pages and 200,000+ files, our download portal has been created to be one of the largest “try-before-you-buy-software” portals on the Internet.

Status of Development:

The official launch occurred during the quarter ended June 30, 2010.

Marketing and Business Development Strategy:

We plan to take the following actions to enhance our operations:

1)
Provide one of the largest download portals on the Internet and rebrand and replicate it into niche markets such as for specific software genres (e.g. a specific spreadsheet or a specific browser) or industry sectors (e.g. financial, games)

2)	Work with individual developers and small publishers to monetize and market their software though our extensive network, this may be done through partnership or acquisition;

3)	Build multiple offshore “content factories” where cost-effective resources are constant marketing our products in response to discussion groups, blogs and other social media avenues;

4)	Supply major software publishers with white-label rebranded portals to support their web communities and application stores.

Target Market and Competitors:

There are approximately 800 download portals on the internet.  Our business strategy is to focus on becoming experts in add-ons (add-ons, add-ins, plug-ins, widgets and modifications) that attract two types of customers; suppliers and end-users.

We use the term “suppliers” to refer to individual developers and small publishers who monetize and market very little or none at all.  Suppliers include “garage” type developers who develop add-on applications for the sake of making it a better experience for themselves or for others and weren’t initially intending on getting into business.  Many of these add-on applications have successful followings with out any marketing whatsoever, it all spread by word-of-mouth.  In today’s economy every bit of income is appreciated, most of the developers we approach see making money from their “hobbies” as a good thing.  Our goal is turn our suppliers into customers of our partnership services.  In this way we feed more into to our sales funnel by monetizing and marketing their products, and share in their success.

For publishers we will market their products on a performance basis.  We have different partnership programs to attract and retain publishers.  We believe that individual developers and small publishers will find it attractive that we provide our monetization and marketing services on a performance base model.

We obtain end-users by using affiliate distribution networks and social media marketing and affiliate networks.  Using teams of cost-effective outsourced writers we can deploy grassroots campaigns to market directly to individual users through various social media such as blogs, discussion groups etc.

In the future we intend to reach out to a new type of customer, a large application developer, to provide our amassed knowledge and technology infrastructure to provide managed services for add-on user and developer communities.

Revenue:

We have recently established affiliate accounts with 13 major suppliers where we will receive a percentage of sales revenue for any product registered after downloading through our portal.

Results of Operations for the Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

We have generated minimal revenues since inception.  Embedded search and application advertising revenues for the three months ended June 30, 2010 were $108 as compared to $122 in the comparable period of 2009.

General and administrative (“G&A”) expenses were $38,593 for the three months ended June 30, 2010 and $91,769 in 2009.  G&A primarily consists of management compensation and other labor costs and legal, accounting and consulting fees and have historically been related to organization and incorporation, capital formation and strategy development.  Expenses in the three months ended June 30, 2010 were lower than the comparable period in 2009 due to the reduced level of overall activity in the company.

Research and development expenses have consisted of employee compensation, hosting and infrastructure outsourcing, and third party development consulting.  Research and development expenses were $42,910 for the three months ended June 30, 2010 and $292,680 in 2009.  The decrease in expense is directly related to the decreased level of development of software and cost to support our products during 2010 as compared to 2009.  In 2009 the majority of expenses related to conducting software development, and building adapting, testing and publicizing our software applications as compared to 2010 which consisted primarily of modest development, hosting and testing.

Results of Operations for the Nine Months Ended June 30, 2010 compared to the Nine Months Ended June 30, 2009

We have generated minimal revenues since inception.  Embedded search and application advertising revenues for the nine months ended June 30, 2010 were $211 as compared to $122 in the comparable period of 2009.

General and administrative (“G&A”) expenses were $45,100 for the nine months ended June 30, 2010 and $93,192 in 2009.  G&A primarily consists of management compensation and other labor costs and legal, accounting and consulting fees and have historically been related to organization and incorporation, capital formation and strategy development.  Expenses in the first nine months of 2009 were modestly higher due to a higher level of these activities.

Research and development expenses have consisted of employee compensation, hosting and infrastructure outsourcing, and third party development consulting.  Research and development expenses were $61,984 for the nine months ended June 30, 2010 and $600,081 in 2009.  The decrease in expense is directly related to the decreased level of development of software and cost to support our products during 2010 as compared to 2009.  In 2009 the majority of expenses related to conducting software development, and building, adapting, testing and publicizing our software applications as compared to 2010 which consisted primarily of modest development, hosting and testing.

Liquidity and Capital Resources

Since inception, through June 30, 2010, the Company has a deficit accumulated during the development stage of $879,436 and had a net loss of $128,565 and cash used in operations of $116,581 for the nine month period ended June 30, 2010.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the Company has access to capital resoureces; however management has not secured any commitments of a new financing at this time.  There is also no assurance that if management raises additional capital that the availability of such capital will result in the realization of the Company’s business plan.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Net cash used in operating activities totaled $116,581 and $692,118 for the nine months ended June 30, 2010 and 2009, respectively.  Net cash used in both periods is primarily comprised of our net losses for those periods of $128,565 and $697,451 for the nine months ended June 30, 2010 and 2009, respectively.

Net cash used in investing activities for the nine months ended June 30, 2010 and 2009 totaled $0 and $1,188, respectively, all of which was associated with the purchase of office equipment.

Net cash provided by financing activities for the nine months ended June 30, 2010 and 2009 totaled $143,612 and $740,706, respectively.  During 2010 we obtained a loan totaling $200,000 which bears interest at the rate of 3% per annum with principal and interest due on July 1, 2012.  As of June 30, 2010 this note is still outstanding.  Also during 2010, we repaid advances to a related party and sole shareholder totaling $79,500, while receiving additional advances of $23,112.  During the first six months of 2009, we received net advances from the same related party and sole shareholder totaling $740,706.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the accompanying condensed financial statements.

Off Balance Sheet Transactions

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.   Controls and Procedures

Management's disclosure on internal control over financial reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There were no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against us.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

31.1 Certification of Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ John Rafuse	Chief Executive Officer,	August 23, 2010
John Rafuse

/s/ John Parkinson	Chief Financial Officer	August 23, 2010
John Parkinson